Form 10-Q
period 2018-09-30
Core Lithium Corp.
filed 2018-11-19
CIK 1742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File number: 000-27867

CORE LITHIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0533626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 East Fifth Street 15th Floor PMB#121 Cincinnati, OH 45202
(Address of principal executive offices)

(513) 924-4980
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒   Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2018, the registrant had 67,794,661 shares of common stock issued and outstanding.

CORE LITHIUM CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believe,” “estimate,” “intend,” “plan” “expect,” “may,” “will,” “should,” “predict,” “anticipate,” “continue,” “project” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s beliefs, assumptions and expectations, which are based upon their experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms “we,” “our,” “us” and “the company” refer to Core Lithium Corp. The term “fiscal year” refers to our fiscal year ending December 31.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

i

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

The accompanying balance sheets of CORE LITHIUM CORP. at September 30, 2018 (with comparative figures as at December 31, 2017) and the statement of operations for the three and nine month periods ended September 30, 2018 and 2017; and the statement of cash flows for the nine month periods ended September 30, 2018 and 2017 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the periods ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

CORE LITHIUM CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$157	$0
Total Current Assets	157	0
LONG TERM ASSETS
TOTAL ASSETS	$157	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued interest	$121,586	$40,944
Accounts payable and accrued interest - Related Party	36,500	18,000
Advances, Related Party	44,824	31,948
Convertible notes payable	229,784	183,275
Total Current Liabilities	432,694	274,167
TOTAL LIABILITIES	$432,694	$274,167

STOCKHOLDERS’ DEFICIENCY
Preferred stock - Series A
4,820,000 shares authorized, at $0.001 par value;
Issued and outstanding nil as of September 30, 2018	0	0
Preferred stock - Series B
5,000,000 shares authorized, at $0.001 par value;	0	0
Issued and outstanding nil as of September 30, 2018
Common stock
1,666,666,667 shares authorized, at $0.001 par value;
67,794,661 shares issued and outstanding as of September 30, 2018	67,795	61,395
Additional paid in capital	6,415,892	6,321,783
Accumulated Deficit	(6,916,224)	(6,657,345)
Total Stockholders’ Deficiency	(432,537)	(274,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$157	$0

The accompanying notes are an integral part of these condensed interim financial statements

CORE LITHIUM CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	3 months ended		9 months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
EXPENSES
General and administrative	44,811	18,873	129,156	30,670
Officer Compensation	9,000	9,000	27,000	9,000
Shares issued for Services	0	0	48,000	0

TOTAL EXPENSES	53,811	27,873	204,156	39,670

Other Expenses
Interest Expense	3,454	185,358	54,723	189,634
TOTAL OTHER EXPENSES (INCOME)	3,454	185,358	54,723	189,634

NET INCOME (LOSS)	(57,265)	(213,231)	(258,879)	(229,304)

NET LOSS PER COMMON SHARE
Basic	(0.00)	(0.31)	(0.00)	(0.33)
Fully diluted	(0.00)	(0.31)	(0.00)	(0.33)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic	66,801,328	694,661	67,137,308	694,661
Fully diluted	250,598,340	694,661	250,598,340	694,661

The accompanying notes are an integral part of these condensed interim financial statements

CORE LITHIUM CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	9 months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,879)	(229,304)
Adjustments to reconcile net loss to net cash use in operating activities:
Shares issued for services	48,000
Shares issued for debt conversion	6,000
Debt discounts	46,509
Changes in operating assets and liabilities
Accounts payable	80,641	10,024
Accounts payable - Related Party	18,500	5,198
Loans Due to related party	12,877	30,370
Net cash (used in) operating activities	(46,352)	(183,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	46,509	-
Exchange Of Promissory Note to Convertible Note	-	183,275
Net cash provided by financing activities	46,509	183,275
Net Increase (Decrease) in Cash	157	(437)

Cash at Beginning of Period	-	(437)
CASH AT END OF PERIOD	$157	-

SUPPLEMENTAL DISCLOSURE OF NON CASH
Shares for services	400,000
Shares issued for debt	6,000,000
Shares issued for property	-

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Core Lithium Corp. (the “Company”) was originally incorporated under the name “Top Flight Software, Inc.” under the laws of the state of Nevada on December 29, 1994. The Company was originally formed to develop and market specialized software applications for pigeon breeders and racers. Pursuant to our Restated Articles of Incorporation, as filed with the Nevada Secretary of State on December 16, 2013, the Company is authorized to issue 1,666,666,667 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share, 4,820,000 shares of which are designated as Series A Convertible Preferred Stock, and 5,000,000 of which are designated as Series B Convertible Preferred Stock. We do not have any other classes of stock.

On August 23, 2004, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 4,000,000 shares of preferred stock as Series A Convertible Preferred Stock. On December 22, 2004, the Company filed a Certificate of Amendment to the Certificate of Designation amending the Certificate of Designation to increase the authorized number of shares of Series A Convertible Preferred Stock to 4,820,000. Pursuant to the Company’s Certificate of Designation filed with the Nevada Secretary of State on August 23, 2004, as amended, each share of Series A Convertible Preferred Stock is entitled to two (2) votes (i.e., the number of votes equal to the number of shares of common stock into which such share of Series A Convertible Stock is convertible) on all matters submitted to a vote of the stockholders. Except as may be otherwise required by law, the holders of our common stock and preferred stock shall vote as a single class on all matters submitted to a vote of the stockholders.

On August 25, 2008, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. Pursuant to the Certificate of Designation filed with the Nevada Secretary of State on August 25, 2008, each share of Series B Convertible Preferred Stock is entitled to one thousand (1,000) votes on all matters submitted to a vote of the stockholders. Except as may be otherwise required by law, the holders of our common stock and preferred stock shall vote as a single class on all matters submitted to a vote of the stockholders.

The Series B Convertible Preferred Stock is convertible into common stock at a conversion rate of seven hundred fifty (750) shares of common stock for one (1) share of Series B Convertible Preferred Stock, subject to adjustment. Conversion may occur in increments of up to two hundred thousand (200,000) shares of Series B Convertible Preferred Stock, unless otherwise approved by the Board of Directors.

On September 15, 2017, the Company effected a 1-for-110 reverse stock split of the Company’s issued and outstanding common stock and changed its name to “All American Energy Corp.” On April 11, 2018, the Company changed its name to “Core Lithium Corp” in furtherance of its new business plan involving the exploration, mining and development of lithium assets in North America.

We are now in the process of developing and carrying out a new business opportunity as an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals, with a focus on lithium mineralization on our mineral properties located in Quebec, Canada. We intend to conduct exploration and development programs on our recently acquired properties as described in further detail below. On December 17, 2017, we entered into a Definitive Agreement for Quadra Lithium Claims (the “Contigo Agreement”) with Contigo Resources Ltd., a corporation formed under the laws of British Columbia, Canada (“Contigo”), pursuant to which the Company acquired all of Contigo’s interest in fifty-six (56) mineral exploration titles issued by the Province of Quebec named the “Quadra Lithium Claims.”

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties. To date, we do not know if an economically viable mineral reserve exists on our property, and there is no assurance that we will discover one. Even if we do eventually discover mineral reserves on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk, and few properties which are explored are ultimately developed into producing mines.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

As reflected in the accompanying financial statements, for the nine months ended September 30, 2018, the Company incurred a net loss of $258,879 and used cash in operating activities of $46,352. As of September 30, 2018, the Company has an accumulated deficit of $6,916,224 and a stockholders’ deficit of $432,537. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The Company’s continued existence is dependent upon the Company’s ability to obtain additional debt and/or equity financing to advance its exploration activities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10-12G/A as of December 31, 2017 and filed with the Securities and Exchange Commission on August 22, 2018.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

BASIS OF PRESENTATION AND USE OF ESTIMATES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $157 at September 30, 2018 and $0 at December 31, 2017.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

STOCK-BASED COMPENSATION

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

BENEFICIAL CONVERSION FEATURES

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

REVENUE AND COST RECOGNITION

The Company currently has no source of revenue.  Therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

INCOME TAXES

A provision for income taxes is determined in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (“ASC 740”).  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements, uncertain tax positions taken or expected to be taken on a tax return.  Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has no material uncertain tax positions for any of the reporting periods presented.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of September 30, 2018 and December 31, 2017, the Company 250,598,340 and 186,633,947, respectively, of common stock equivalents outstanding, calculated using the if-converted method.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

FOREIGN CURRENCY TRANSLATIONS

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is US dollars.

ENVIRONMENTAL REQUIREMENTS

At the report date, environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 4 - MINERAL PROPERTIES

On December 17, 2017, we entered into a Definitive Agreement for Quadra Lithium Claims (the “Contigo Agreement”) with Contigo Resources Ltd., a corporation formed under the laws of British Columbia, Canada (“Contigo”), pursuant to which the Company acquired all of Contigo’s interest in fifty-six (56) mineral exploration titles issued by the Province of Quebec named the “Quadra Lithium Claims.” The geographic area underlying the Quadra Lithium Claims totals approximately 7,840 acres in the James Bay region of Northern Quebec, Canada. Pursuant to the terms of the Contigo Agreement, as consideration for all of Contigo’s interest in the Quadra Lithium Claims, we agreed to: (i) issue a total of 700,000 restricted shares of common stock to Contigo and its affiliate within sixty (60) days following the effective date of the Contigo Agreement, (ii) pay $20,000 USD to Contigo within one hundred twenty (120) days following the effective date of the Contigo Agreement, and (iii) grant a 2% “Net Smelter Returns Royalty” to Contigo on the Quadra Lithium Claims and on any claims or property the Company comes to own within two (2) kilometers of the limits of the Quadra Lithium Claims. The Contigo Agreement describes “Net Smelter Returns” as the actual proceeds received from any mint, smelter, refinery or other purchaser from the sale of mineral products, or proceeds received from an insurer in respect of mineral products. The Contigo Agreement provides further that the Company may purchase 1% of the Net Smelter Returns upon payment of $750,000 USD to Contigo. We plan to conduct exploration activities on the Quadra Lithium Claims.

The Company has incurred expenditures of $3,842 renewing the mining claims and planning the exploration during the quarter.

The company recognized an impairment loss of $90,000 for period ending December 31, 2017. This was due to that the company has not conducted any exploration on the property to date; and secondly that, no mineral resource having been identified on the property to date.

The Mining Claims are known as the “Quadra Lithium Claims” total approximately 7,840 acres in the James Bay region of Northern Quebec, Canada

The Quadra Lithium Claims are as follows:

Claim Number	Expiration Date	Hectares	Acres	Required Fees	Titleholder(s)	Administrative Region
2450682	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450684	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450685	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450686	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450687	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450688	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450689	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450690	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450691	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450692	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450693	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450694	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450695	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450696	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450697	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450698	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450699	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450700	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450701	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450702	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec

2450703	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450704	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450705	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450706	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450707	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450708	06/21/20	52.91	130.743	148.48	Core Lithium Corp.	Nord-du-Québec
2450709	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450710	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450711	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450712	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450713	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450714	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450715	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450716	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450717	06/21/20	52.9	130.719	148.48	Core Lithium Corp.	Nord-du-Québec
2450720	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450721	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450722	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450723	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450724	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450725	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450726	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450727	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450728	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450732	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450733	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450735	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450736	06/21/20	52.87	130.644	148.48	Core Lithium Corp.	Nord-du-Québec
2450737	06/21/20	52.86	130.62	148.48	Core Lithium Corp.	Nord-du-Québec
2450738	06/21/20	52.86	130.62	148.48	Core Lithium Corp.	Nord-du-Québec
2450739	06/21/20	52.86	130.62	148.48	Core Lithium Corp.	Nord-du-Québec
2450767	06/21/20	52.89	130.694	148.48	Core Lithium Corp.	Nord-du-Québec
2450774	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2450776	06/21/20	52.86	130.62	148.48	Core Lithium Corp.	Nord-du-Québec
2466763	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec
2466764	06/21/20	52.88	130.669	148.48	Core Lithium Corp.	Nord-du-Québec

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Issue Date:	Expiry Date:	Amount of Loan:	Interest Rate:
8/18/2017	2/28/2018	$183,275	5%
5/17/2018	5/17/2019	$20,000	10%
5/30/2018	5/30/2019	$26,508.50	10%

On August 18, 2017, we issued a Convertible Note in the principal amount of $183,275 to an accredited investor. The note was issued in exchange for a previous outstanding $183,275 promissory note agreement, which was assigned to the investor on January 13, 2017. The note has a four percent (4%) per annum interest rate and a maturity date of February 28, 2018. After the maturity date, the note accrues interest at five percent (5%) per annum until the note is paid in full. The note is convertible into shares of our common stock at any time for a conversion price of $0.001 per share, subject to adjustment; provided, however, that the holder shall not be allowed to convert all or any portion of the note to the extent that after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the Company’s outstanding common stock. This note is currently in arrears and is due and payable on demand. During the period ended March 31, 2018, $6,000 of the debt was converted into 6,000,000 shares of common stock issued to two (2) accredited investors. We have not received any notice of default or demand for payment from the lender. However, we intend to pay off the amount owed under this note in the future when we have sufficient funding. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the Company recognized the discount on the debt equal to the face value, in the amount of $183,275 for the year ended December 31, 2017. This discount was amortized to interest expense.

On May 15, 2018, we issued a Convertible Debenture to an accredited investor for a revolving line of credit in the principal amount of up to $1,000,000. On May 17, 2018, the lender advanced $20,000 to the Company, and on May 30, 2018, the lender advanced an additional $26,508.50 to the Company. The debenture accrues interest at the rate of ten percent (10%) per annum, and the applicable repayment date for each advance made to the Company is the one-year anniversary of the date of such advance. The debenture is convertible into shares of our common stock at any time for a conversion price of $0.25 per share, subject to adjustment; provided, however, that the holder shall not be allowed to convert all or any portion of the debenture to the extent that after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.999% of the Company’s outstanding common stock. Per ASC 470-50-40-10b, as this transaction added a substantive conversion feature to the debt, we have determined debt extinguishment accounting rules apply. However, as there was no difference between the reacquisition price and the net carrying amount of the old debt, no gain or loss was recorded. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the Company recognized the discount on the debt equal to the face value, in the amount of $46,508.50 for the nine-month period ended September 30, 2018. This discount was amortized to interest expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period, the Company has paid its officer consulting fees of $8,500. The Company owed Mr. Vallos $36,500 in consulting fees under the consulting agreement as of September 30, 2018. As of September 30, 2018, Mr. Vallos had advanced the Company approximately $44,825 to pay vendors and service providers of the Company. This advance is considered a loan that bears no interest and no maturity date. Accordingly, as of September 30, 2018, the total outstanding amount payable to Mr. Vallos was $81,325, which includes $36,500 in consulting fees and $44,825 in advances.

NOTE 7 - PROMISSORY NOTE PAYABLE

During the period from April 15, 2013 through March 31, 2016, the (“Original Holder”) advanced $183,275 to the Company, which advances are evidenced by a Promissory Note dated June 30, 2016 in the face amount of $183,275 The Original Holder assigned the Original Note to Holder pursuant to a Securities Purchase Agreement dated January 13, 2017

On August 18, 2017, the Company and the Holder agreed to exchange an $183,275 promissory note agreement, which was assigned on January 13, 2017 for a new unsecured Convertible Promissory Note. The Note bears interest at a rate of 4% per annum and matures (the “Maturity Date”) on February 28, 2018.

NOTE 8 - STOCK-BASED COMPENSATION

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrants issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrants exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

On December 15, 2017, we entered into an Amended Executive Consulting Agreement with Mr. Vallos, the sole executive officer and director of the Company, pursuant to which we issued 60,000,000 shares of restricted common stock that vested immediately to Mr. Vallos as compensation for his services to the Company. The securities were issued in reliance upon the exemption from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act. At the issue date, the fair market value of the shares was $0.10 and a charge of $6,000,000 was expensed as Officer Compensation.

On February 13, 2018, we entered into an Advisory Board Agreement with Ed Morrow, an advisor and consultant of the Company, pursuant to which we agreed to issue 250,000 shares of restricted common stock to Mr. Morrow. The shares will vest at the time issuance and shall be issued at the beginning of each fiscal year in which Mr. Morrow serves as a member of the Company’s Advisory Board as compensation for his services to the Company. We subsequently issued 250,000 shares of restricted common stock to Mr. Morrow on April 23, 2018 pursuant to the terms of the agreement. The securities were issued in reliance upon the exemption from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act. At the issue date, the fair market value of the shares was $0.12 and a charge of $30,000 was expensed as Shares for Service.

On February 13, 2018, we entered into an Advisory Board Agreement with Dov Zaidman, an advisor and consultant of the Company, pursuant to which we agreed to issue 150,000 shares of restricted common stock to Mr. Zaidman. The shares will vest at the time issuance and shall be issued at the beginning of each fiscal year in which Mr. Zaidman serves as a member of the Company’s Advisory Board as compensation for his services to the Company. We subsequently issued 150,000 shares of restricted common stock to Mr. Zaidman on April 23, 2018 pursuant to the terms of the agreement. The securities were issued in reliance upon the exemption from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act. At the issue date, the fair market value of the shares was $0.12 and a charge of $18,000 was expensed as Shares for Service.

NOTE 9 - CONTINGENCIES

LEGAL PROCEEDINGS

The Company was named as one of multiple defendants in a pending lawsuit that was filed in 2011 in the United States District Court for the Northern District of Illinois (Case Number 1:11-cv-03482, United States of America et al. v. IBM Corporation et al.). The lawsuit pertains to the Company’s operations prior to 2005 when it was operating as TechAlt, Inc. and engaged in the business of producing a secure wireless communications toolset to be used by emergency first responders for interagency interoperability, communication and collaboration. The Company is one of twenty-one (21) named defendants in the case, with the lead defendant being IBM Corporation. The case was filed on behalf of the United States and the State of Illinois against the twenty-one (21) defendants, claiming that the defendants had violated certain provisions of the federal False Claims Act and the Illinois False Claims Act in connection with a project carried out under a federal grant program initiated by the Department of Homeland Security which utilized a mobile platform system initially designed by the Company in or around 2003. Our management believes the claims asserted against the Company in this action have no merit.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2018, the Company had the following transactions in its common stock:

For the convertible note issued August 18, 2017, $6,000 of debt was converted into an aggregate of 6,000,000 shares of common stock. Such shares were issued to two accredited investor holders in equal amounts of 3,000,000 shares each

On February 13, 2018, the Company entered into an agreement with two consultants to provide services over the course of 12 months and issued 400,000 shares of common stock as compensation. The shares were valued at $48,000 has been expensed and included in compensation and related expenses on the consolidated statement of operations.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were originally incorporated under the name “Top Flight Software, Inc.” under the laws of the state of Nevada on December 29, 1994. The Company was originally formed to develop and market specialized software applications for pigeon breeders and racers. On November 2, 1998, the Company changed its name to “Dendo Global Corp.” The Company’s initial operations were unsuccessful, and in August 2004, the company changed business directions to focus on producing a secure wireless communications toolset to be used by emergency first responders for interagency interoperability, communication and collaboration. On October 14, 2004, the Company changed its name to “TechAlt, Inc.” in connection with this new business plan. The TechAlt operations proved to be unsuccessful, and the Company ceased its TechAlt operations in or around September 2005.

On July 30, 2012, the Company’s name was changed to “All American Energy Holding, Inc.” in furtherance of a new business plan involving the leasing of propane tanks. The propane tank leasing operations were unsuccessful, and the Company ceased such operations in or around August 2015. On September 15, 2017, the Company effected a 1-for-110 reverse stock split of the Company’s issued and outstanding common stock and changed its name to “All American Energy Corp.” On April 11, 2018, the Company changed its name to “Core Lithium Corp” in furtherance of its new business plan involving the exploration, mining and development of lithium assets in North America. We do not have any subsidiaries or affiliated companies.

We are authorized to issue 1,666,666,667 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share, 4,820,000 shares of which are designated as Series A Convertible Preferred Stock, and 5,000,000 of which are designated as Series B Convertible Preferred Stock. We do not have any other classes of stock.

On August 23, 2004, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 4,000,000 shares of preferred stock as Series A Convertible Preferred Stock. On December 22, 2004, the Company filed a Certificate of Amendment to the Certificate of Designation amending the Certificate of Designation to increase the authorized number of shares of Series A Convertible Preferred Stock to 4,820,000. Pursuant to the Company’s Certificate of Designation filed with the Nevada Secretary of State on August 23, 2004, as amended, each share of Series A Convertible Preferred Stock is entitled to two (2) votes (i.e., the number of votes equal to the number of shares of common stock into which such share of Series A Convertible Stock is convertible) on all matters submitted to a vote of the stockholders. Except as may be otherwise required by law, the holders of our common stock and preferred stock shall vote as a single class on all matters submitted to a vote of the stockholders.

On August 25, 2008, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. Pursuant to the Certificate of Designation filed with the Nevada Secretary of State on August 25, 2008, each share of Series B Convertible Preferred Stock is entitled to one thousand (1,000) votes on all matters submitted to a vote of the stockholders. Except as may be otherwise required by law, the holders of our common stock and preferred stock shall vote as a single class on all matters submitted to a vote of the stockholders.

The Series B Convertible Preferred Stock is convertible into common stock at a conversion rate of seven hundred fifty (750) shares of common stock for one (1) share of Series B Convertible Preferred Stock, subject to adjustment. Conversion may occur in increments of up to two hundred thousand (200,000) shares of Series B Convertible Preferred Stock, unless otherwise approved by the Board of Directors.

As of September 30, 2018, we have 67,794,661 shares of common stock and 0 shares of Series A and Series B Preferred Stock issued and outstanding.

We are now in the process of developing and carrying out a new business opportunity as an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals, with a focus on lithium mineralization on our mineral properties located in Quebec, Canada. We intend to conduct exploration and development programs on our recently acquired properties as described below.

On December 17, 2017, pursuant to the Contigo Agreement, we acquired all of Contigo’s 100% ownership interest in fifty-six (56) mineral exploration titles issued by the Province of Quebec named the “Quadra Lithium Claims.” The geographic area underlying the Quadra Lithium Claims totals approximately 7,840 acres in the James Bay region of Northern Quebec, Canada. Pursuant to the terms of the Contigo Agreement, as consideration for all of Contigo’s interest in the Quadra Lithium Claims, we agreed to: (i) issue a total of 700,000 restricted shares of common stock to Contigo and its affiliate within sixty (60) days following the effective date of the Contigo Agreement, (ii) pay $20,000 USD to Contigo within one hundred twenty (120) days following the effective date of the Contigo Agreement, and (iii) grant a 2% “Net Smelter Returns Royalty” to Contigo on the Quadra Lithium Claims and on any claims or property the Company comes to own within two (2) kilometers of the limits of the Quadra Lithium Claims.

Our current operational focus is to conduct exploration activities on the Quadra Lithium Claims. Our proposed field work will involve a phased exploration program to properly evaluate the potential for mineralization on the Quadra Lithium Claims. The proposed exploration program will be split into three phases, with each subsequent phase building from, and dependent upon the prior phase or phases. The primary objective of the three phases will be to identify and define pegmatite targets and gather enough evidence to justify drill testing of the targets. If a coherent alteration assemblage can be determined on the property, coupled with MMI soil anomalies and/ or outcropping pegmatites in prospective areas, then potential drill targets can be defined. It is important to recognize that this is an early stage exploration program and there are no guarantees that this program will identify drill targets of lithium mineralization.

We are an exploration stage company and have not generated any revenues from our exploration activities. To date, we do not know if an economically viable mineral reserve exists on our property, and there is no assurance that we will discover one. Even if we do eventually discover mineral reserves on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. We cannot guarantee that we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Our auditors have issued a going concern opinion. This means our auditors believe there is substantial doubt that we can continue as a viable business for the next twelve months unless we obtain additional capital. This is because we have not generated revenues and have accumulated losses to date, and no revenues are anticipated until we can complete our exploration activities on the Quadra Lithium Claims (or find alternative mining claims to explore and develop) and begin developing and selling minerals and mineral products. Accordingly, we must raise capital from other sources to meet our need for cash. We plan to attempt to raise additional money through a private placement, public offering, or through loan transactions. If we cannot raise enough capital to fund our continued operations, we may need to abandon our planned exploration activities and cease operations.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans. Our continued operations may involve many years of exploration, and will require the expenditure of substantial amounts of money. If we cannot raise enough capital to fund our continued operations, we may need to abandon our planned exploration activities and cease operations altogether.

We estimate we will require approximately $306,411 in cash over the next twelve months. Additional cash will be required to cover the costs of completing the proposed exploration work on the Quadra Lithium Claims, which is estimated to cost approximately $480,325. For a detailed breakdown of our estimated expenses, refer to the subsection titled “Estimated Expenses” in the “Liquidity and Capital Resources” section below.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three (3) and nine (9) month periods ended September 30, 2018 and September 30, 2017. We did not generate any operating revenues during the three (3) or nine (9) month periods ended September 30, 2018.

Results of Operations for the three-month periods ended September 30, 2018 and September 30, 2017

We generated no revenue for the three months ended September 30, 2018, and no revenue for the three months ended September 30, 2017. Our operating expenses were $53,811 for the three months ended September 30, 2018, compared to $27,873 for the three months ended September 30, 2017. We had a net loss of $57,265 for the three months ended September 30, 2018, compared to a net loss of $213,231 for the three months ended September 30, 2017. The decrease in net loss during the three months ended September 30, 2018 was primarily attributable to the decrease in interest expense.

The following table reflects our operating expenses and other expenses incurred during the three-month periods ended September 30, 2018 and September 30, 2017.

	3 months ended		Difference
	September 30, 2018	September 30, 2017
EXPENSES
General and administrative	44,811	18,873	25,938
Officer Compensation	9,000	9,000	0

TOTAL EXPENSES	53,811	27,873	25,938

Other Expenses
Interest Expense	3,454	185,358	(181,904)

TOTAL OTHER EXPENSES (INCOME)	3,454	185,358	(181,904)

NET INCOME (LOSS)	(57,265)	(213,231)	155,966

General and administrative expenses were $44,811 compared to $18,873 for the three months ended September 30, 2018 and September 30, 2017, respectively. The increase in general and administrative expenses was due to increased legal fees, consulting fees and mining expenses. The increase in legal fees relates to effecting our recent name change to “Core Lithium Corp.” and preparing the Form 10 Registration Statement. Filing and audit fees also increased in connection with the preparation of the form 10 Registration Statement. The increase in mining expenses was due to the recent renewal of the Quadra Lithium Claims, which are now valid thru June 2020. The increase in consulting fees relates to Mr. Ed Morrow joining the Company’s advisory board as a consultant. Mr. Morrow is entitled to a monthly consulting fee of $1,500 beginning April 1, 2018, pursuant to the terms of an Advisory Board Agreement dated February 13, 2018, by and between the Company and Mr. Morrow.

The following table reflects our general and administrative expenses incurred during the three-month periods ended September 30, 2018 and September 30, 2017.

	3 months ended		Difference	Ref
Expense	September 30, 2018	September 30, 2017
Filing Fees	$-	$3,000	$(3,000)	(i)
Transfer Agent	$2,306	$3,123	$(817)
Legal	$34,967	$9,500	$25,467	(ii)
Accounting and Audit	$2,700	$3,250	$(550)
Consulting Fees	$4,500	$-	$4,500	(iii)
Mining Expenses	$-	$-	$-
Misc Expenses	$338	$-	$338
TOTAL EXPENSES	$44,811	$18,873	$25,938

(i)	Filing Fees. Filing fees decreased to $0 in the period ended Sept 30, 2018, down from $3,000 in the period ended Sept 30, 2017. The decrease in filing fees relates to the fact that there were no costs incurred during the three months ended Sept 30, 2018 in making requisite filings with the Nevada Secretary of State, OTC Markets and/or FINRA.

(ii)	Legal. Legal fees increased to $34,967 in the period ended Sept 30, 2018, up from $9,500 in the period ended Sept 30, 2017. The increase in legal fees relates to the costs of changing the Company’s name and trading symbol, and preparing the Registration Statement.

(iii)	Consulting Fees. Consulting fees increased to $4,500 in the period ended Sept 30, 2018, up from $0 in the period ended Sept 30, 2017. The increase in consulting fees relates to Mr. Morrow joining the Company’s advisory board as a consultant and being paid a monthly consulting fee of $1,500 beginning April 1, 2018.

Officer compensation expenses were $9,000 compared to $9,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The officer compensation relates to the payment of $3,000 per month in consulting fees to the sole executive officer of the Company pursuant to the Amended Executive Consulting Agreement dated December 15, 2017, by and between the Company and Mr. Vallos, our sole executive officer.

Our interest expense was $3,454 compared to $185,358 for the three-month periods ended September 30, 2018 and 2017, respectively. This significant decrease in interest expense was due to a substantive conversion feature to the Company’s convertible debt under a Convertible Debenture issued on August 18, 2017. The Company recognized the discount on the debt equal to the face value, in the amount of $183,275 for the year ended December 31, 2017. This discount was amortized to interest expense.

Results of Operations for the nine- month periods ended September 30, 2018 and September 30, 2017

We generated no revenue for the nine months ended September 30, 2018, and no revenue for the nine months ended September 30, 2017. Our operating expenses were $204,156 for the nine months ended September 30, 2018, compared to $39,670 for the nine months ended September 30, 2017. We had a net loss of $258,879 for the nine months ended September 30, 2018, compared to a net loss of $229,304 the nine months ended September 30, 2017. The increase in net loss during the nine months ended September 30, 2018 was primarily attributable to increases in general and administrative expenses, officer compensation and shares of common stock issued for services.

The following table reflects our operating expenses and other expenses incurred during the nine-month periods ended September 30, 2018 and September 30, 2017.

	9 months ended		Difference
	September 30, 2018	September 30, 2017
EXPENSES
General and administrative	129,156	30,670	98,486
Officer Compensation	27,000	9,000	18,000
Shares issued for Services	48,000	0	48,000

TOTAL EXPENSES	204,156	39,670	164,486

Other Expenses
Interest Expense	54,723	189,634	(134,911)

TOTAL OTHER EXPENSES (INCOME)	54,723	189,634	(134,911)

NET INCOME (LOSS)	(258,879)	(229,304)	(29,575)

General and administrative expenses were $129,156 compared to $30,670 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in general and administrative expenses was due to increased legal fees, consulting fees, and mining expenses. The increase in legal fees relates to effecting our recent name change to “Core Lithium Corp.” and preparing the form 10 Registration Statement. Filing and audit fees also increased in connection with the preparation of this Registration Statement. The increase in mining expenses was due to the recent renewal of the Quadra Lithium Claims, which are now valid thru June 2020. The increase in consulting fees relates to Mr. Morrow joining the Company’s advisory board as a consultant and being paid a monthly consulting fee of $1,500 beginning April 1, 2018.

The following table reflects our general and administrative expenses incurred during the nine-month periods ended September 30, 2018 and September 30, 2017.

	9 months ended		Difference	Ref
Expense	September 30, 2018	September 30, 2017
Filing Fees	$3,000	$4,000	$(1,000)	(i)
Transfer Agent	$5,741	$6,420	$(679)
Legal	$96,155	$9,500	$86,655	(ii)
Accounting and Audit	$10,900	$10,750	$150
Consulting Fees	$9,000	$-	$9,000	(iii)
Mining Expenses	$3,842	$-	$3,842
Misc Expenses	$518	$-	$518
TOTAL EXPENSES	$129,156	$30,670	$98,486

(i)	Filing Fees. Filing fees decreased to $3,000 in the period ended Sept 30, 2018, down from $4,000 in the period ended Sept 30, 2017.

(ii)	Legal. Legal fees increased to $96,155 in the period ended Sept 30, 2018, up from $9,500 in the period ended Sept 30, 2017. The increase in legal fees relates to the costs of changing the Company’s name and trading symbol, and preparing the Registration Statement.

(iii)	Consulting Fees. Consulting fees increased to $9,000 in the period ended Sept 30, 2018, up from $0 in the period ended Sept 30, 2017. The increase in consulting fees relates to Mr. Morrow joining the Company’s advisory board as a consultant and being paid a monthly consulting fee of $1,500 beginning April 1, 2018.

Officer compensation expenses were $27,000 compared to $9,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. The increase in officer compensation relates to the payment of $3,000 per month in consulting fees to Mr. Vallos, our sole executive officer, pursuant to the Amended Executive Consulting Agreement dated December 15, 2017.

The value of shares issued for services was $48,000 compared to $0 for the nine-month periods ended September 30, 2018 and 2017, respectively. This increase relates to the total of 400,000 restricted shares of common stock issued to the Company’s two consultants and advisory board members, Mr. Morrow and Mr. Zaidman, pursuant to the Advisory Board Agreements dated February 13, 2018.

Our interest expense was $54,723 compared to $189,634 for the nine-month periods ended September 30, 2018 and 2017, respectively. This significant decrease in interest expense was due to a substantive conversion feature to the Company’s convertible debt under a Convertible Debenture issued on August 18, 2017. The Company recognized the discount on the debt equal to the face value, in the amount of $183,275 for the year ended December 31, 2017. This discount was amortized to interest expense.

We anticipate that our operating expenses will increase as we further implement our business plan and mineral exploration activities. Such increase will be attributable to the costs of raising additional capital, implementing our exploration program, and continuing as a public reporting company.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheets

As of September 30, 2018, our total cash and total assets were $157, in comparison to $0 as of December 31, 2017. Our total liabilities were $432,694 as of September 30, 2018, in comparison to $274,167 as of December 31, 2017. The increase in liabilities was due to increased accounts payable related to increased legal, accounting, and audit expenses. Cash used in operating activities during the nine months ended September 30, 2018 was $46,352, compared to $183,712 during the same period in 2017 Cash provided by financing activities during the nine months ended September 30, 2018 was $46,509, compared to $183,275 during the same period in 2017.

Our total stockholders’ deficit was $ 432,537 as of September 30, 2018 and $274,167 as of December 31, 2017. Our accumulated deficit was $6,916,224 as of September 30, 2018, and $6,657,345 as of December 31, 2017. The total number of shares of our common stock outstanding was 67,794,661 as of September 30, 2018, and 61,394,661 as of December 31, 2017.

As of September 30, 2018, our total assets were $157 and our total liabilities were $432,694.

Estimated Expenses

We anticipate that our operating expenses will increase as we further implement our business plan and mineral exploration activities. Such increase in expenses will be attributable to the costs of raising additional capital, implementing our exploration program, and continuing as a publicly reporting company.

Our estimated expenses for completion of our proposed exploration program on the Quadra Lithium Claims are approximately $480,325 which includes the estimated expenses for Phase One, Phase Two and Phase Three of the exploration program. The primary objective of the three phases will be to identify and define pegmatite targets and gather enough evidence to justify drill testing of the targets. Phase One primarily involves Aster imagery processing, interpretation and analysis, and is estimated to cost approximately $21,560. Phase Two will involve conducting a detailed magnetic geophysical survey to detect bedrock variations and prominent structures across the property, and obtaining an orthophoto of the project property to assist with future groundwork. Phase Two is estimated to cost approximately $67,636. Phase Three will involve more extensive exploration activities and field work to investigate the targets identified in Phases One and Two, including mapping, a broad geochemical sampling program, and trenching. The estimated cost for Phase Three is approximately $391,129.

Not including the costs of carrying out our current business plan and completing the exploration phase on the Quadra Lithium Claims, our non-elective expenses over the next twelve months are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$30,000
Edgar filing fees	(ii)	12,000
Filing fees – Nevada Secretary of State	(iii)	1,500
Office and general expenses	(iv)	40,000
Quadra Lithium Mining Claims	(v)	20,000
Estimated expenses for the next twelve months		103,500

Accounts payable as of September 30, 2018	(vi)	202,911
Cash required for the next twelve months		$306,411

(i)	Accounting and Audit

we will have to continue to prepare consolidated financial statements for submission with the various 10-K and 10-Q reports as follows:

Period	Form	Accountant	Auditor	Amount

December 31, 2018	10-K	6,000	6,000	12,000
March 31, 2019	10-Q	3,000	3,000	6,000
June 30, 2019	10-Q	3,000	3,000	6,000
September 30, 2019	10-Q	3,000	3,000	6,000
Estimated total		$15,000	$15,000	$30,000

(ii)	Edgar Filing Fees

we will be required to file an annual Form 10-K, estimated at $750, and the three quarterly Form 10-Qs, estimated at $750 each, for a total cost of $3,000. Additional Form 8-K filings should cost an additional $1,000. The costs of converting our filings to XBRL is estimated to be $8,000.

(iii)	Filing Fees in Nevada

To maintain the status of the Company in good standing in the State of Nevada for the next twelve months, a fee of approximately $1,500 has been paid to the Secretary of State.

(iv)	Office and General

We have estimated a cost of approximately $25,000 for photocopying, printing, fax and delivery, travel, transfer agent and entertainment expenses. Total office and general expenses are estimated to be $40,000.

Recent Acquisitions and Financing Arrangements

On August 18, 2017, we issued a Convertible Note in the principal amount of $183,275 to an accredited investor. The note was issued in exchange for a previous outstanding $183,275 promissory note agreement, which was assigned to the investor on January 13, 2017. The note has a four percent (4%) per annum interest rate and a maturity date of February 28, 2018. After the maturity date, the note accrues interest at five percent (5%) per annum until the note is paid in full. The note is convertible into shares of our common stock at any time for a conversion price of $0.001 per share, subject to adjustment; provided, however, that the holder shall not be allowed to convert all or any portion of the note to the extent that after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the Company’s outstanding common stock. This note is currently in arrears and is due and payable on demand. During the period ended March 31, 2018, $6,000 of the debt was converted into an aggregate of 6,000,000 shares of common stock. Such shares were issued to two holders in equal amounts of 3,000,000 shares each. We have not received any notice of default or demand for payment from the lender. However, we intend to pay off the amount owed under this note in the future when we have sufficient funding.

On December 17, 2017, we entered into the Contigo Agreement with Contigo, pursuant to which we acquired all of Contigo’s interest in the Quadra Lithium Claims in exchange for the issuance of 700,000 shares of restricted common stock and an agreement to make a cash payment of $20,000 to Contigo within 120 days following the effective date of the Contigo Agreement. Pursuant to the Contigo Agreement, the Company acquired Contigo’s 100% interest in fifty-six (56) mineral exploration titles issued by the Province of Quebec, totaling approximately 7,840 acres in the James Bay region of Northern Quebec, Canada.

On May 15, 2018, we issued a Convertible Debenture to an accredited investor for a revolving line of credit in the principal amount of up to $1,000,000. On May 17, 2018, the lender advanced $20,000 to the Company, and on May 30, 2018, the lender advanced an additional $26,508.50 to the Company. The debenture accrues interest at the rate of ten percent (10%) per annum, and the applicable repayment date for each advance made to the Company is the one-year anniversary of the date of such advance. The debenture is convertible into shares of our common stock at any time for a conversion price of $0.25 per share, subject to adjustment; provided, however, that the holder shall not be allowed to convert all or any portion of the debenture to the extent that after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.999% of the Company’s outstanding common stock.

Our cash requirements are significant due to planned exploration activities and anticipated future development activities. There are no assurances that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Our ability to make scheduled payments on our debts as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our debt obligations would result in a default, which could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity, and we may not be able to repay our debt. There are no assurances that we will be able to raise and maintain the working capital necessary to fully carry out our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

●	The Company has limited segregation of duties, which means we have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

●	The Company does not have a written internal control procedures manual outlining the duties and reporting requirements of the directors, officers and any employees to be hired in the future.

●	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.

●	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting.

Our management believes the weaknesses identified above have not had any effect on the financial results of the Company. We will endeavor to correct the above noted weaknesses in internal control once we have adequate funds to do so. The future addition of other Board Members and staff will help us to address the segregation of duties issue, and establishing a written policy manual outlining the duties of each of the Company’s officers and staff members will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis. Our management is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Internal control is “everything that helps one achieve one’s goals - or better still, to deal with the risks that stop one from achieving one’s goals.”

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of September 30, 2018, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments.  Management concluded, during the periods ended September 30, 2018, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●	The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee,

●	The Company has limited segregation of duties which is not consistent with good internal control procedures.

●	The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ending September 30, 2018 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was named as one of multiple defendants in a pending lawsuit that was filed in 2011 in the United States District Court for the Northern District of Illinois (Case Number 1:11-cv-03482, United States of America et al. v. IBM Corporation et al.). The lawsuit pertains to the Company’s operations prior to 2005 when it was operating as TechAlt, Inc. and engaged in the business of producing a secure wireless communications toolset to be used by emergency first responders for interagency interoperability, communication and collaboration. The Company is one of twenty-one (21) named defendants in the case, with the lead defendant being IBM Corporation. The case was filed on behalf of the United States and the State of Illinois against the twenty-one (21) defendants, claiming that the defendants had violated certain provisions of the federal False Claims Act and the Illinois False Claims Act in connection with a project carried out under a federal grant program initiated by the Department of Homeland Security which utilized a mobile platform system initially designed by the Company in or around 2003. Our management believes the claims asserted against the Company in this action have no merit.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2017, we issued a Convertible Note in the principal amount of $183,275 to an accredited investor. The note was issued in exchange for a previous outstanding $183,275 promissory note agreement, which was assigned to the investor on January 13, 2017. The note has a four percent (4%) per annum interest rate and a maturity date of February 28, 2018. After the maturity date, the note accrues interest at five percent (5%) per annum until the note is paid in full. The note is convertible into shares of our common stock at any time for a conversion price of $0.001 per share, subject to adjustment; provided, however, that the holder shall not be allowed to convert all or any portion of the note to the extent that after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the Company’s outstanding common stock. During the period ended March 31, 2018, $6,000 of the debt under the note was converted into an aggregate of 6,000,000 shares of common stock. Such shares were issued to two accredited investor holders in equal amounts of 3,000,000 shares each. This note and the shares issued upon partial conversion of the note were issued to “accredited investors”, as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On December 15, 2017, we entered into an Amended Executive Consulting Agreement with Mr. Vallos, the sole executive officer and director of the Company, pursuant to which we issued 60,000,000 shares of restricted common stock to Mr. Vallos as compensation for his services to the Company. The securities were issued in reliance upon the exemption from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act.

On December 17, 2017, we entered into the Contigo Agreement with Contigo, pursuant to which we issued 525,000 shares of restricted common stock to Contigo (a corporation formed under the laws of British Columbia, Canada) and 175,000 shares of restricted common stock to Taylor MacDonald (a resident of the province of British Columbia, Canada, an accredited investor, and Contigo’s representative in the transaction) as partial consideration for the Quadra Lithium Claims, valued at approximately $70,000 at the time of issuance. The securities were issued in reliance upon the exemptions from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and transactions occurring outside the United States under Section 5 of the Securities Act and Regulation S promulgated thereunder.

On February 13, 2018, we entered into an Advisory Board Agreement with Ed Morrow, an advisor and consultant of the Company, pursuant to which we agreed to issue 250,000 shares of restricted common stock to Mr. Morrow at the beginning of each fiscal year in which Mr. Morrow serves as a member of the Company’s Advisory Board as compensation for his services to the Company. We subsequently issued 250,000 shares of restricted common stock to Mr. Morrow on April 23, 2018 pursuant to the terms of the agreement. The securities were issued in reliance upon the exemption from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act.

On February 13, 2018, we entered into an Advisory Board Agreement with Dov Zaidman, an advisor and consultant of the Company, pursuant to which we agreed to issue 150,000 shares of restricted common stock to Mr. Zaidman at the beginning of each fiscal year in which Mr. Zaidman serves as a member of the Company’s Advisory Board as compensation for his services to the Company. We subsequently issued 150,000 shares of restricted common stock to Mr. Zaidman on April 23, 2018 pursuant to the terms of the agreement. The securities were issued in reliance upon the exemption from registration for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act.

On May 15, 2018, we issued a Convertible Debenture to an accredited investor for a revolving line of credit in the principal amount of up to $1,000,000. On May 17, 2018, the lender advanced $20,000 to the Company, and on May 30, 2018, the lender advanced an additional $26,508.50 to the Company. The debenture accrues interest at the rate of ten percent (10%) per annum, and the applicable repayment date for each advance made to the Company is the one-year anniversary of the date of such advance. The debenture is convertible into shares of our common stock at any time for a conversion price of $0.25 per share, subject to adjustment; provided, however, that the holder shall not be allowed to convert all or any portion of the debenture to the extent that after giving effect to such conversion, the holder, together with its affiliates, would beneficially own in excess of 4.999% of the Company’s outstanding common stock. This debenture was issued to an “accredited investor”, as defined by Rule 501 of Regulation D promulgated under the Securities Act. The issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The following exhibits are included as part of this report on Form 10-Q by reference:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (filed as an exhibit to our Registration Statement on Form 10, as filed with the SEC on July 6, 2018, and incorporated by reference herein).

3.2	By-laws (filed as an exhibit to our Registration Statement on Form 10, as filed with the SEC on July 6, 2018, and incorporated by reference herein).

4.1	Certificate of Designation of Series A Convertible Preferred Stock dated August 23, 2004.(filed as an exhibit to our Registration Statement on Form 10, as filed with the SEC on July 6, 2018, and incorporated by reference herein).

4.2	Amendment to Certificate of Designation of Series A Convertible Preferred Stock dated December 22, 2004. (filed as an exhibit to our Registration Statement on Form 10, as filed with the SEC on July 6, 2018, and incorporated by reference herein).

4.3	Certificate of Designation of Series B Convertible Preferred Stock dated August 25, 2008.(filed as an exhibit to our Registration Statement on Form 10, as filed with the SEC on July 6, 2018, and incorporated by reference herein).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LITHIUM CORP.
(Registrant)

By:	/s/ CHRISTOPHER VALLOS
Christopher Vallos
Chief Executive Officer, Chief Financial Officer, President and Director

Date: November 16, 2018

